Form 10-K
period 1996-12-31
MMCA AUTO RECEIVABLES INC
filed 1999-01-05
CIK 910224

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                           ----------------------

                                 FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                      Commission file number 33-97670

                        MMCA Auto Owner Trust 1995-1
                        MMCA Auto Receivables, Inc.
              (Originator of the MMCA Auto Owner Trust 1995-1)
           (Exact name of registrant as specified in its charter)

         Delaware                                      33 - 0570905
-------------------------------                  ------------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

      6363 Katella Avenue
      Cypress, California                                     90630-5205
 --------------------------------------                     --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (714) 236-1567

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

Pursuant to an Indenture, dated as of December 1, 1995, between the Trust, as issuer and Mitsubishi Bank Trust Company of New York, as indenture trustee, the Trust issued a single class of asset-backed notes (the "Notes"). The Notes were registered and publicly offered and sold.

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


                                                December 31, 1996
                                      -------------------------------------
                                                               Balances
                                         Contracts         of Receivables
                                      ---------------     -----------------
Delinquent Contracts:
      (i) 30-59 Days...............        2,498           $22,204,534.32
      (ii) 60-89 Days..............          845            $7,663,677.85
      (iii) 90 Days or More........          524            $4,728,563.70


                                                December 31, 1996
                                      -------------------------------------
                                      % of Contracts        % of Balance
                                        Outstanding          Outstanding
                                      ---------------     -----------------
Delinquency Rates:
      (i)   30-59 Days Delinquent....      8.11%                8.22%
      (ii)  60-89 Days Delinquent...       2.74%                2.84%
      (iii) 90 Days or More
            Delinquent...............      1.70%                1.75%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts which provide for balloon payments at the end of the terms of such contracts.


                                              December 31, 1996
                                      ---------------------------------
                                         Contracts           Amount
                                      ---------------     -------------
Aggregate Net Losses...............        4,232          $33,068,093.56

Item 3.     Legal Proceedings

There is nothing to report with regard to this item.

Item 4.     Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

The holder of record of all the Notes as of December 31, 1996 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

                           Cede & Co.
                           c/o The Depository Trust Company
                           Seven Hanover Square
                           New York, New York 10004

The holders of record of all of the Certificates as of December 31, 1996 were Hare & Co., Harny And Co. and MMCA Auto Receivables Inc. The holder of record of the Final Payment Certificate as of December 31, 1996 was MMCA Auto Receivables Inc.

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
            2.   Not applicable.
            3.   Exhibits:
                 99.1 Annual Statement as to Compliance.
                 99.2 Annual Independent Public Accountant's Servicing Report.

      (b) Reports on Form 8-K.

      The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 10, 1996, February 10, 1996, March 8, 1996, April 9, 1996, May 8, 1996, June 10, 1996, July 9,
1996, August 8, 1996, September 9, 1996, October 15, 1996, November 18, 1996 and December 10, 1996.

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